Form 10-K
period 2005-12-31
Morgan Stanley Capital I Trust 2005 TOP 17
filed 2006-03-31
CIK 1314117

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-104283-23


        Morgan Stanley Capital I Inc.
       (as Depositor under the Pooling and Servicing Agreement, dated as of January 1, 2005, providing for the issuance of Commercial Mortgage Pass-Through Certificates, Series 2005-TOP17)

     (Exact name of registrant as specified in its charter)


   Delaware                                           13-3291626
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)



   1585 Broadway, 2nd Floor
   New York, NY                               10036
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (212) 761-4000

  Morgan Stanley Capital I Inc.
  Commercial Mortgage Pass-Through Certificates
  Series 2005-T17

  (Title of each class of securities covered by this form)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Yes  X       No  ___

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

      None.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists known to the registrant.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 63.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer for the Wells REF Portfolio loan <F1>
      d) GMAC Commercial Mortgage Corporation, as Special Servicer for the Wells REF Portfolio loan <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer for the Wells REF Portfolio loan <F1>
      d) GMAC Commercial Mortgage Corporation, as Special Servicer for the Wells REF Portfolio loan <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer for the Wells REF Portfolio loan <F1>
      d) GMAC Commercial Mortgage Corporation, as Special Servicer for the Wells REF Portfolio loan <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) The exhibits required to be filed by registrant pursuant to Item 601 of Regulation S-K are listed above.

   (c) None.



  <F1> Filed herewith.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Morgan Stanley Capital I Inc.
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Kathryn A. O'Neal, Managing Director/Head of Servicing

  By: /s/ Kathryn A. O'Neal, Managing Director/Head of Servicing

  Dated: March 29, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Re: Morgan Stanley Capital I 2005-TOP17, issued pursuant to the Pooling and Servicing Agreement, dated January 1, 2005 (the "Pooling and Servicing Agreement"), among Morgan Stanley Capital I, Inc., as depositor (the "Depositor"), Wells Fargo Bank, National Association, as master servicer (the "Master Servicer"), ARCap Servicing, Inc., as special servicer (the "Special Servicer"), LaSalle Bank National Association, as trustee (the "Trustee"), Wells Fargo Bank, National Association, as paying agent (the "Paying Agent") and ABN AMRO Bank N.V. as fiscal agent (the "Fiscal Agent").


 I, Kathryn A. O'Neal, certify that:

  1. I have reviewed this annual report on Form 10-K,(the "Annual Report"), and all reports on Form 8-K containing distribution or servicing reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-TOP17 Trust;

  2. Based on my knowledge, the information in these Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the servicer under the Pooling and Servicing or similar, agreement, for inclusion in these Reports is included in these Reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the Reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     ARCap Servicing, Inc. as Special Servicer and GMAC Commercial Mortgage Corporation as Special Servicer and the other servicers of mortgage loans included in the Trust.

     Date: March 29, 2006

     /s/ Kathryn A. O'Neal
     Signature

     Managing Director/Head of Servicing
     Title


  EX-99.1 (a)
(logo)ERNST & YOUNG

* Ernst & Young LLP
  Suite 1500
  2100 Ross Avenue
  Dallas, Texas 75201

* Phone: (214) 969-8000
  Fax:   (214) 969-8587
  Telex: 6710375
  www.ey.com


Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Servicing, Inc. (the Company) complied with the minimum servicing standards as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/Ernst & Young LLP


February 16, 2006


A Member Practice of Ernst & Young Global


[PAGE]

Attachment A

Minimum Servicing Standards


I.   Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
*         be mathematically accurate;
*         be prepared within forty-five (45) calendar days after the cutoff date
* be reviewed and approved by someone other than the person who prepared the reconciliation; and
* document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

[PAGE]

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

(page)

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.


/s/ KPMG LLP


February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative





  EX-99.1 (c)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.



/s/ KPMG LLP


February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (d)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (646) 471 8910


Report of Independent Auditors


To the Board of Directors of
GMAC Commercial Mortgage Corporation:

We have examined the accompanying assertion, dated March 15, 2006 (see Exhibit
I), by management of GMAC Commercial Mortgage Corporation (the "Company"), about the Company's compliance with its established minimum special servicing policy ("Special Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with the Special Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Special Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its Special Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Special Servicing Policy as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


March 15, 2006


(page)


EXHIBIT I


March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date


/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date


(page)


EXHIBIT I


/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date


(page)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES

Deal                                         Description
ACMF 1997-Cl                                 Amresco Commercial Mortgage Funding I Corp, Series 1997-Cl
Aetna 1995-C5                                Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                                  Atherton Franchise 1998-A
ARTESIA 1998-Cl                              Artesia Mortgage CMBS, Series 1998-Cl
ASC 1996-MD VI                               Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                                  Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                                 Bank Of America Structured Securities, Series 2002-X1
BS 1998-Cl                                   Bear Stearns Commercial Mortgage Securities Inc., Series 1998-Cl
BS 1999-Cl                                   Bear Sterns Commercial Mortgage Securities Inc., Series 1999-Cl
BS 1999-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                                 PWR2
                                             Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                                 BBA3
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                                 PWR9
BTR 1999-Sl                                  BTR-2 Trust, Series 1999-Sl
CALW-2003                                    Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                                  WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                                   CBM Funding Corp., Series 1996-1
CCA One, Series 2                            Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                            Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                               Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                               Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                               Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                                 CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                                 Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                                 Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                                 Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                                    CLAS I/Steamboat Finance Corp.
CMAC 1996-2                                  Commercial Mortage Acceptance Corp., Series 1996-2
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
One                                          One
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
Two                                          Two
COMM 2001-J2                                 Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                                COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                                 COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1                          Crest G-Star 2001-1 CDO


(page)


Exhibit II

Crystal 1996-1                               Crystal Run Property 1996-1
CSFB 1997-PS1                                Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                                PS2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                                PS3
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                                PS4
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                                CF2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                               SPG1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                                CP5
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                               CND2
Dillon Reed 1993-K1                          Dillon Reed 1993-K1
Dillon Reed 1994-K1                          Dillon Reed 1994-K1
Dillon Reed 1994-K2                          Dillon Reed 1994-K2
DLJ 1994-MF1                                 DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                                 DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                                 DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                                 DLJ Commercial Mortgage Corp. Series 2000-CFI
FC 1994-1                                    Forest City 1994-1
FNMA 1998-M1                                 Fannie Mae Multifamily Remic Trust, Series 1998-Ml
G3 2002-WL1                                  G3 Strategic Investments, LP Series 2002-WL1
                                             Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-Cl                                Cl
GCCFC 2005-GG3                               Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                             U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                             1987 A
GECC 2000-1                                  GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                                  GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                                  GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-Cl                                 GE Capital Commerical Mortgage Corp., Series 2003-Cl
GFCM 2003-1                                  GFCM, Commercial Mortgage,, Series 2003-1
GGPMP 2001-GGP1                              GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                                 GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-Cl                                 GMAC Commercial Mortgage Securities, Series 1997-Cl
GMAC 1997-C2                                 GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                                 GMAC Commercial Mortgage Securities, Series 1998-Cl
GMAC 1998-C2                                 GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                                 GMAC Commercial Mortgage Securities, Series 1999-Cl
GMAC 1999-C2                                 GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                                 GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                               GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-Cl                                 GMAC Commercial Mortgage Securities, Series 2000-Cl
GMAC 2000-C2                                 GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                                 GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                                GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                               GMAC Commercial Mortgage Securities, Series 2000-FL-A


(page)


 Exhibit II

GMAC 2000-FL-F                               GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-Cl                                 GMAC Commercial Mortgage Securities, Series 2001-Cl
GMAC 2001-C2                                 GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                                GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                                GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-Cl                                 GMAC Commercial Mortgage Securities, Series 2002-Cl
GMAC 2002-C2                                 GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                                 GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                                GMAC Commercial Mortgage Securities, Series 2002-FL1
                                             GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                                2002-FX1
GMAC 2003-Cl                                 GMAC Commercial Mortgage Securities, Series 2003-Cl
GMAC 2003-C2                                 GMAC Commercial Mortgage Securities, Series 2003-C2
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                                 Double Eagle
GMAC 2003-FL1                                GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                                GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                             GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                             PMSRLP
GMAC 2004-C3                                 GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-Cl                                 GMAC Commercial Mortgage Securities, Series 2005-Cl
GMAC Healthfund I 1999-1                     GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2                     GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-Al                             GMACCM Mortgage Trust I, Series 2001-Al
GMAC-CAN 2002-FL1                            GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                                  GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-Cl                                   GS Mortgage Securities Corp. II, Series 1998-Cl
GS 1998-GL2                                  GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                                 GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                                  GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                                 GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                                GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                                GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                                   IPS 2003-1
IStar 2002-1                                 IStar Asset Receivable Trust 2002-1
IStar 2003-1                                 IStar Asset Receivable Trust 2003-1
JPMC 1995-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 1995-Cl
JPMC 1996-C2                                 JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                                 JP Morgan Commercial Mortgage Finance Corp., Series 1997-C5
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                                  2001-A
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                              2001-CIBC1
JPMC 2003-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 2003-Cl
Lakewood 1995-Cl                             Lakewood 1995-Cl
LB 1998-Cl                                   LB Commerical Mortage Trust, Series 1998-Cl
LB 1999-Cl                                   LB Commerical Mortage Trust, Series 1999-Cl
LB ABS 1994-C2                               Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                            Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1


(page)


Exhibit II

LB UBS 2000-C4                               LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                               LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                               LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                               LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                               LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                                 LBCMT 1992-1
LBCMT 1992-2                                 LBCMT 1992-2
LCMS 2005-MF1                                LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                             LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                                   1998-1
LTT 1998-1                                   Liberty Tower Trust I, Series 1998-1
MCA One I-1993                               Mortgage Capital Access One, Series-1993
MCF 1996-MC1                                 Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                                 Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                               Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                               Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                               Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                              Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                              Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                               Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                                 Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                             Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                                 Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                               Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                               Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                               Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                               Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                             Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                                MW1
MS 1995-GALl                                 Morgan Stanley Capital I, Series 95-GAL1
MS 1997-Cl                                   Morgan Stanley Capital I, Series 1997-Cl
MS 1997-HF1                                  Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                                  Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                                  Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                                 Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                                Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                                Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                                Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                              Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                                MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                                 Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                               Morgan Stanley Dean Witter Capital I, Series 2001-Topl
MSDW 2001-TOP3                               Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                               Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                                Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                                Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                               Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1                          NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                                  NationsBanc Mortgage Capital Corp, 1995-M2


(page)


Exhibit II


NOMURA 1996 D-2                              Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                              Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                               Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                                  Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-Cl                                 277 Park Avenue Finance Corp., Series 1997-Cl
PM 1996-PML                                  Penn Mutual, Series 1996-PML
PMAC 1996-M1                                 PaineWebber Mortgage Acceptance Corp. IV, Series 1996-Ml
PNC 2000-Cl                                  PNC Mortgage Acceptance Corp., Series 2000-Cl
Public Facility Loan Trust 1998-HUD-04       Public Facility Loan Trust, August 1988
REAL 2004-1                                  Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A                         RJ Mortgage 1993-K-A
SB 1999-Cl                                   Salomon Brothers Mortgage Securities VII, Series 1999-Cl
SB 2000-Cl                                   Salomon Brothers Mortgage Securities VII, Series 2000-Cl
                                             Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1                      CC1
SDG Macerich CMO                             SDG Macerich Funding Limited Partnership, CMO
SL 1997-Cl                                   SL Commercial Mortgage Trust(SUN LIFE), Series 1997-Cl
U-Haul Self Storage 1993-1                   U-Haul 1993-1
Wachovia 2002-C2                             Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C16
Wachovia 2005-C18                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C18


(page)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


I. DELINQUENCIES

1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


II. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (a)
Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ARCap Servicing, Inc. (the Company), are responsible for complying with the servicing standards identified in Attachment A ("the minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $10,000,000 aggregate, $5,000,000 per loss and an errors and omissions policy in the amount of $10,000,000.



/s/ Christopher Crouch
Christopher Crouch, Servicing Officer
of ARCap Servicing, Inc.

February 16, 2006

[PAGE]

Attachment A

Minimum Servicing Standards


I.   Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
       *  be mathematically accurate;
       *  be prepared within forty-five (45) calendar days after the cutoff date
       * be reviewed and approved by someone other than the person who prepared the reconciliation; and
       * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

[PAGE]

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6.   Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

[PAGE]

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (b)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711


Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing


/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.2 (c)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711

Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.2 (d)
EXHIBIT I


March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date


/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date


(page)


EXHIBIT I


/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date


(page)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES

Deal                                         Description
ACMF 1997-Cl                                 Amresco Commercial Mortgage Funding I Corp, Series 1997-Cl
Aetna 1995-C5                                Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                                  Atherton Franchise 1998-A
ARTESIA 1998-Cl                              Artesia Mortgage CMBS, Series 1998-Cl
ASC 1996-MD VI                               Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                                  Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                                 Bank Of America Structured Securities, Series 2002-X1
BS 1998-Cl                                   Bear Stearns Commercial Mortgage Securities Inc., Series 1998-Cl
BS 1999-Cl                                   Bear Sterns Commercial Mortgage Securities Inc., Series 1999-Cl
BS 1999-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                                 PWR2
                                             Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                                 BBA3
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                                 PWR9
BTR 1999-Sl                                  BTR-2 Trust, Series 1999-Sl
CALW-2003                                    Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                                  WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                                   CBM Funding Corp., Series 1996-1
CCA One, Series 2                            Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                            Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                               Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                               Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                               Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                                 CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                                 Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                                 Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                                 Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                                    CLAS I/Steamboat Finance Corp.
CMAC 1996-2                                  Commercial Mortage Acceptance Corp., Series 1996-2
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
One                                          One
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
Two                                          Two
COMM 2001-J2                                 Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                                COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                                 COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1                          Crest G-Star 2001-1 CDO


(page)


Exhibit II

Crystal 1996-1                               Crystal Run Property 1996-1
CSFB 1997-PS1                                Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                                PS2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                                PS3
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                                PS4
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                                CF2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                               SPG1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                                CP5
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                               CND2
Dillon Reed 1993-K1                          Dillon Reed 1993-K1
Dillon Reed 1994-K1                          Dillon Reed 1994-K1
Dillon Reed 1994-K2                          Dillon Reed 1994-K2
DLJ 1994-MF1                                 DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                                 DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                                 DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                                 DLJ Commercial Mortgage Corp. Series 2000-CFI
FC 1994-1                                    Forest City 1994-1
FNMA 1998-M1                                 Fannie Mae Multifamily Remic Trust, Series 1998-Ml
G3 2002-WL1                                  G3 Strategic Investments, LP Series 2002-WL1
                                             Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-Cl                                Cl
GCCFC 2005-GG3                               Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                             U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                             1987 A
GECC 2000-1                                  GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                                  GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                                  GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-Cl                                 GE Capital Commerical Mortgage Corp., Series 2003-Cl
GFCM 2003-1                                  GFCM, Commercial Mortgage,, Series 2003-1
GGPMP 2001-GGP1                              GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                                 GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-Cl                                 GMAC Commercial Mortgage Securities, Series 1997-Cl
GMAC 1997-C2                                 GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                                 GMAC Commercial Mortgage Securities, Series 1998-Cl
GMAC 1998-C2                                 GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                                 GMAC Commercial Mortgage Securities, Series 1999-Cl
GMAC 1999-C2                                 GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                                 GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                               GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-Cl                                 GMAC Commercial Mortgage Securities, Series 2000-Cl
GMAC 2000-C2                                 GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                                 GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                                GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                               GMAC Commercial Mortgage Securities, Series 2000-FL-A


(page)


 Exhibit II

GMAC 2000-FL-F                               GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-Cl                                 GMAC Commercial Mortgage Securities, Series 2001-Cl
GMAC 2001-C2                                 GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                                GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                                GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-Cl                                 GMAC Commercial Mortgage Securities, Series 2002-Cl
GMAC 2002-C2                                 GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                                 GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                                GMAC Commercial Mortgage Securities, Series 2002-FL1
                                             GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                                2002-FX1
GMAC 2003-Cl                                 GMAC Commercial Mortgage Securities, Series 2003-Cl
GMAC 2003-C2                                 GMAC Commercial Mortgage Securities, Series 2003-C2
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                                 Double Eagle
GMAC 2003-FL1                                GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                                GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                             GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                             PMSRLP
GMAC 2004-C3                                 GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-Cl                                 GMAC Commercial Mortgage Securities, Series 2005-Cl
GMAC Healthfund I 1999-1                     GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2                     GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-Al                             GMACCM Mortgage Trust I, Series 2001-Al
GMAC-CAN 2002-FL1                            GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                                  GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-Cl                                   GS Mortgage Securities Corp. II, Series 1998-Cl
GS 1998-GL2                                  GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                                 GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                                  GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                                 GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                                GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                                GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                                   IPS 2003-1
IStar 2002-1                                 IStar Asset Receivable Trust 2002-1
IStar 2003-1                                 IStar Asset Receivable Trust 2003-1
JPMC 1995-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 1995-Cl
JPMC 1996-C2                                 JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                                 JP Morgan Commercial Mortgage Finance Corp., Series 1997-C5
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                                  2001-A
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                              2001-CIBC1
JPMC 2003-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 2003-Cl
Lakewood 1995-Cl                             Lakewood 1995-Cl
LB 1998-Cl                                   LB Commerical Mortage Trust, Series 1998-Cl
LB 1999-Cl                                   LB Commerical Mortage Trust, Series 1999-Cl
LB ABS 1994-C2                               Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                            Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1


(page)


Exhibit II

LB UBS 2000-C4                               LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                               LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                               LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                               LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                               LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                                 LBCMT 1992-1
LBCMT 1992-2                                 LBCMT 1992-2
LCMS 2005-MF1                                LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                             LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                                   1998-1
LTT 1998-1                                   Liberty Tower Trust I, Series 1998-1
MCA One I-1993                               Mortgage Capital Access One, Series-1993
MCF 1996-MC1                                 Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                                 Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                               Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                               Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                               Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                              Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                              Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                               Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                                 Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                             Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                                 Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                               Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                               Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                               Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                               Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                             Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                                MW1
MS 1995-GALl                                 Morgan Stanley Capital I, Series 95-GAL1
MS 1997-Cl                                   Morgan Stanley Capital I, Series 1997-Cl
MS 1997-HF1                                  Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                                  Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                                  Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                                 Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                                Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                                Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                                Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                              Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                                MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                                 Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                               Morgan Stanley Dean Witter Capital I, Series 2001-Topl
MSDW 2001-TOP3                               Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                               Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                                Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                                Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                               Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1                          NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                                  NationsBanc Mortgage Capital Corp, 1995-M2


(page)


Exhibit II


NOMURA 1996 D-2                              Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                              Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                               Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                                  Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-Cl                                 277 Park Avenue Finance Corp., Series 1997-Cl
PM 1996-PML                                  Penn Mutual, Series 1996-PML
PMAC 1996-M1                                 PaineWebber Mortgage Acceptance Corp. IV, Series 1996-Ml
PNC 2000-Cl                                  PNC Mortgage Acceptance Corp., Series 2000-Cl
Public Facility Loan Trust 1998-HUD-04       Public Facility Loan Trust, August 1988
REAL 2004-1                                  Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A                         RJ Mortgage 1993-K-A
SB 1999-Cl                                   Salomon Brothers Mortgage Securities VII, Series 1999-Cl
SB 2000-Cl                                   Salomon Brothers Mortgage Securities VII, Series 2000-Cl
                                             Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1                      CC1
SDG Macerich CMO                             SDG Macerich Funding Limited Partnership, CMO
SL 1997-Cl                                   SL Commercial Mortgage Trust(SUN LIFE), Series 1997-Cl
U-Haul Self Storage 1993-1                   U-Haul 1993-1
Wachovia 2002-C2                             Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C16
Wachovia 2005-C18                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C18


(page)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


I. DELINQUENCIES

1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


II. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.3 (a)
OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of January 1, 2005, relating to the Morgan Stanley Capital I Inc, Commercial Mortgage Pass-Through Certificates, Series 2005-TOP17, hereby certifies as follows:


1. a review of the activities of the Special Servicer during the preceding calendar year or portion thereof and of the performance of the Special Servicer under the Pooling and Servicing Agreement has been made under the undersigned officer's supervision; and

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement in all material respects throughout such year.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 28th day of February, 2006, I have hereunto signed my name.

ARCap SERVICING, INC.,
a Delaware corporation

By: /s/ James L. Duggins
    James L. Duggins, President





  EX-99.3 (b)
(logo)WELLS
      FARGO


Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE


RE: Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-TOP17

In accordance with Section 8.12 of the Pooling and Servicing Agreement, (the "Agreement") dated January 1, 2005 executed by and between Morgan Stanley Capital I Inc., (as "Depositor"), Wells Fargo Bank, National Association, (as "Master Servicer"), ARCap Servicing, Inc., (as "Special Servicer"), LaSalle Bank National Association, (as "Trustee") Wells Fargo Bank, National Association, (as "Paying Agent" and "Certificate Registrar") and ABN AMRO Bank N.V., (as "Fiscal Agent") as authorized officer of the Master Servicer, Wells Fargo Bank National Association, I certify that (A) a review of the activities of the Master Servicer during the preceding calendar year or portion thereof and of the performance of the Master Servicer under this Agreement has been made under such officer's supervision and (B) to the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.

Wells Fargo Bank, National Association
"Master Servicer"


/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Bank National Association
Commercial Mortgage


2006-617





  EX-99.3 (c)
(logo)WELLS
      FARGO


Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE


RE: Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HQ4.


In accordance with Section 8.12 of the the Pooling and Servicing Agreement, dated as of October 1, 2004 (the "Pooling and Servicing Agreement"), among Morgan Stanley Capital I, Inc., as depositor (the "Depositor"), Wells Fargo Bank, National Association, as master servicer (the "Master Servicer"), GMAC Commercial Mortgage Corporation, as special servicer (the "Special Servicer"), LaSalle Bank National Association, as trustee (the "Trustee"), Wells Fargo Bank, National Association, as paying agent and certificate registrar (the "Paying Agent" and "Certificate Registrar"), and ABN AMRO Bank N.V., as fiscal agent (the "Fiscal Agent") and the related Lead Servicing Agreements naming Wells Fargo Bank, National Association as "Lead Servicer" for the Wells REF Portfolio Loans, I as authorized agent of the Master Servicer certify that (A) a review of the activities of the Lead Servicer during the preceding calendar year or portion thereof and of the performance of the Lead Servicer under this Agreement has been made under such officer's supervision and (B) to the best of such officer's knowledge, based on such review, the Lead Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.


Wells Fargo Bank, National Association
"Master Servicer"


/s/ Margaret Gremore

Margaret Gremore
Vice President
Wells Fargo Bank, National Association
Commercial Mortgage





  EX-99.3 (d)
(logo) GMAC
Commercial Mortgage
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949


Morgan Stanley Capital I, Inc.
Series 2004-HQ4
Annual Statement as to Compliance
For Period of January 1 through December 31, 2005


Pursuant to section 9.18 of the Pooling and Servicing Agreement, I attest that:

(A) A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(i.) (B) To the best of my knowledge, based on such review, GMAC Commercial
     Mortgage as Special Servicer, has fulfilled all its obligations under this Agreement in all material respects throughout the period.


BY: /s/ Michele Heisler   Date: 3/14/06
    Servicing Officer,
    GMAC Commercial Mortgage Corporation





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                              355,574.72          6,488,007.93                 0.00               7,911,992.07
   A-2                              866,525.00                  0.00                 0.00              23,000,000.00
   A-3                            2,228,453.37                  0.00                 0.00              56,800,000.00
   A-4                            3,546,693.37                  0.00                 0.00              85,600,000.00
   A-5                           25,240,196.52                  0.00                 0.00             576,041,000.00
   A-AB                           2,470,105.00                  0.00                 0.00              58,200,000.00
   A-J                            3,317,916.80                  0.00                 0.00              74,784,000.00
   B                                932,287.40                  0.00                 0.00              20,841,000.00
   C                                330,407.00                  0.00                 0.00               7,356,000.00
   D                                502,690.65                  0.00                 0.00              11,034,000.00
   E                                455,826.80                  0.00                 0.00               9,808,000.00
   F                                297,133.70                  0.00                 0.00               6,129,000.00
   G                                363,361.62                  0.00                 0.00               7,356,000.00
   H                                367,407.42                  0.00                 0.00               7,356,000.00
   J                                104,606.37                  0.00                 0.00               2,452,000.00
   K                                156,909.61                  0.00                 0.00               3,678,000.00
   L                                156,909.61                  0.00                 0.00               3,678,000.00
   M                                 52,303.24                  0.00                 0.00               1,226,000.00
   N                                 52,303.24                  0.00                 0.00               1,226,000.00
   O                                104,606.37                  0.00                 0.00               2,452,000.00
   P                                313,811.52                  0.00                 0.00               7,355,819.00
   X-1                              417,899.43                  0.00                 0.00             974,284,811.07
   X-2                            6,204,053.83                  0.00                 0.00             962,024,000.00